Form 10-K
period 2003-12-31
HOUSEHOLD MORTGAGE LOAN TRUST 2003-HC1
filed 2004-03-26
CIK 1250999

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. 333-89800-03

HOUSEHOLD MORTGAGE LOAN TRUST 2003-HC1
(Exact name of Registrant as specified in Department
of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS 60070
(Address of principal executive offices of Servicer) (Zip Code)

Servicer's telephone number, including area code (847) 564-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or non-voting class common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

Household Mortgage Funding Corporation III is the depositor (the "Depositor") under the Sale and Servicing Agreement dated as of July 2, 2003 (the "Sale and Servicing Agreement"), by and among the Depositor, Household Mortgage Loan Trust 2003-HC1 (the "Trust"), Household Finance Corporation, as Master Servicer (the "Master Servicer"), and JPMorgan Chase Bank, as Indenture Trustee (the "Trustee"). The Trust is the issuer of Closed-End Mortgage Loan Asset Backed Notes, Series 2003-HC1, Class A and Class M (the "Notes").

The Notes consist of two classes of notes. As of December 31, 2003, the outstanding principal balance of the Notes was approximately $886,683,366 and the receivables held by the Trust had an aggregate outstanding principal balance of approximately $994,614,672. No reserve account is held for the benefit of the Noteholders. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Depositor or the Master Servicer with respect to the Notes or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. As of March 25, 2004, there were less than 300 holders of record of each Class of Notes.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None. Item 9a. Controls and Procedures. Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Notes or Class M Notes; (ii) the principal amount of Notes owned by each, if known, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount of the Class A Notes and Class M Notes. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 24, 2004. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 2003-HC1 Class A Noteholders

JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$264,564	26.51%
UBS AG 677 Washington Blvd. Stamford, CT 06901	$250,000	25.05%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$174,610	17.50%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$140,140	14.04%
Fortis Investment Services, LLC 520 Madison Avenue, Building 350 New York, NY 10022	$80,000	8.02%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent

Series 2003-HC1 Class M Noteholders

State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$86,050	42.98%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$40,720	20.34%
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$31,330	15.65%
Wachovia Securities, LLC/Custody One New York Plaza New York, NY 10292	$14,669	7.33%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$14,550	7.27%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

Item 14. Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2003, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Sale and Servicing Agreement. Copies of said documents are filed as exhibits to this Form 10-K when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2003:

Date of Reports	Items Covered
October 31, 2003 November 28, 2003 December 23, 2003	Item 7. Statement to Noteholders with respect to distributions made on October 20, 2003, November 20, 2003 and December 22, 2003.

(c) Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Statement as to Compliance dated March 25, 2004.
(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Mortgage Loan Trust 2003-HC1 by the undersigned, thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION, as Master Servicer of and on behalf of the HOUSEHOLD MORTGAGE LOAN TRUST 2003-HC1 (Registrant)

By: /s/ Steven H. Smith
Steven H. Smith Assistant Treasurer
Dated: March 25, 2004

Certification

I, Steven H. Smith, certify that:

    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Mortgage Loan Trust 2003-HC1;

    Based on my knowledge, the information in these reports, taken as a whole,

    does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

    Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;
    I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and
    The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank and The Depository Trust Company.

Date: March 25, 2004

_/s/ Steven H. Smith

Steven H. Smith

Assistant Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Noteholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Statement as to Compliance dated March 25, 2004.